Form 10QSB
period 2002-09-30
CREATIVE MARKETING SOLUTIONS INC
filed 2002-11-14
CIK 1162347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       -----------  -----------

Commission File Number: 000-50060

                       Creative Marketing Solutions, Inc.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               45-0461937
------                                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 204 Beretta Street, Mandan, North Dakota 58554
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (701) 391-8462
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 14, 2002, there were 5,330,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

As used herein, the term "Company" refers to Creative Marketing Solutions Inc. unless otherwise indicated. Consolidated unaudited interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, statement of operations, and statement of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached as Pages 3 through 5 and are incorporated herein by this reference.





                        Creative Marketing Solutions Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet


                                   A S S E T S
                                   -----------
Current Assets                                                        September 30          December 31
--------------                                                            2002                 2001
                                                                    ------------------   ------------------
      Cash                                                          $           5,038     $          4,026
      Accounts Receivable                                                       5,369                    -
                                                                    ------------------   ------------------
             Total Current Assets                                              10,407                4,026
Fixed Assets
------------
      Equipement                                                                3,590                3,590
      Accumulated Depreciation                                                   (480)                (120)
                                                                    ------------------   ------------------
             Total Fixed Assets                                                 3,110                3,470

                                                                    ------------------   ------------------
             Total Assets                                                      13,517                7,496
                                                                    ==================   ==================

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
      Accrued Expenses                                                              -
      Advance from Officers                                                         -                    -
                                                                    ------------------   ------------------

             Total Current Liabilities                                              -                    -
                                                                    ------------------   ------------------

             Total Liabilities                                                                           -

      Commitments and Contingencies                                                 -                    -

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

Preferred Stock                                                                                          -
   10,000,000 authorized shares, par value $.001
   no shares issued and outstanding
Common Stock                                                                     5330                5,330
   65,000,000 authorized shares, par value $,001
   5,330,000 shares issued and outstanding

Additional Paid-in-Capital                                                     45,120               45,120
Deficit Accumulated During the Development Stage                              (36,933)             (42,954)
                                                                    ------------------   ------------------
             Total Stockholders' Equity (Deficit)                              13,517                7,496
                                                                    ------------------   ------------------
             Total Liabilities and Stockholders' Equity             $          13,517    $           7,496
                                                                    ==================   ==================







 The accompanying notes are integral part of consolidated financial statements.

                        Creative Marketing Solutions Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations



                                                            --------------------  -------------------------------------
                                                               For the three         For the nine        From 9/24/01
                                                               month period          month period         (Inception)
                                                              Ending Sept 30         Ending Sept 30        to Sept 30
                                                            --------------------  -------------------------------------
                                                                   2002                   2002               2002
                                                            --------------------  -------------------------------------
Revenues:
---------
       Revenues                                             $             4,780   $          21,021    $        23,771

                                                            --------------------  -------------------------------------
            Total Revenues                                  $             4,780   $          21,021    $        23,771

Expenses:
---------
       Consulting Services                                                3,764                6491              9,941
       Professional Fees                                                      -                2165             42,255
       Depreciation Expense                                                 120                 360                480
       Operating Expenses                                                 2,306               5,984              8,028
                                                            --------------------  -------------------------------------

            Total Expenses                                                6,190              15,000             60,704

            Net Income (Loss) from Operations                             (1410)               6021    $       (36,933)


Provision for Income Taxes:
---------------------------
       Income Tax Benefit                                                     -                   -                  -
                                                            --------------------  -------------------------------------
            Net Income (Loss)                               $            (1,410)  $           6,021    $       (36,933)
                                                            ====================  =====================================


Basic and Diluted Loss Per Common Share                                   (0.00)               0.00              (0.01)
                                                            --------------------  -------------------------------------

Weighted Average number of Common Shares                              5,330,000           5,330,000          4,912,222
                                                            ====================  =====================================
       used in per share calculations






 The accompanying notes are integral part of consolidated financial statements.

                        Creative Marketing Solutions Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows


                                                                       ------------------------ -------------------------
                                                                           For nine month             From 9/24/01
                                                                            Period Ending              (Inception)
                                                                               Sept 30                 to Sept 30
                                                                       ------------------------ -------------------------
                                                                                2002                      2002
                                                                       ------------------------ -------------------------
    Cash Flows from Operating Activities:
    ------------------------------------
         Net Income (Loss)                                                               6,021  $                 (36,933)

         Changes in operating assets and liabilities:
                  Depreciation                                                             360                       480
                  (Increase)/Decrease accounts receivable                               (5,369)                   (5,369)
                  Stock issued for Services                                                  -                     3,450
                                                                       ------------------------ -------------------------

                  Total Adjustments                                                     (5,009)                   (1,439)
                                                                       ------------------------ -------------------------

    Net Cash (Used in) Provided From  Operating Activities             $                 1,012  $               (38,372)

    Cash Flows from Investing Activities:
    -------------------------------------

         Capital Expenditures                                                                                     (3,590)
                                                                       ------------------------ -------------------------

    Net Cash Used in Investing Activities                              $                     -  $                 (3,590)
                                                                       ------------------------ -------------------------

    Cash Flows from Financing Activities:
    -------------------------------------

         Advance from Officers                                                               -                         -
         Common Stock                                                                                             47,000
                                                                       ------------------------ -------------------------

    Net Cash Provided for Financing Activities                         $                     -  $                 47,000
                                                                       ------------------------ -------------------------

    Net Increase (Decrease) in Cash                                    $                 1,012  $                  5,038

    Cash Balance,  Begin Period                                        $                 4,026                         -
                                                                       ------------------------ -------------------------

    Cash Balance,  End Period                                          $                 5,038  $                   5,038
                                                                       ======================== =========================

    Supplemental Disclosures:
         Cash Paid for interest                                        $                     -  $                       -
         Cash Paid for income taxes                                    $                     -  $                       -
         Stock Issued for Services                                     $                     -  $                   3,450







 The accompanying notes are integral part of consolidated financial statements.

                        Creative Marketing Solutions Inc.
                          Notes to Financial Statements

NOTE 1- BASIS OF PRESENTATION

General
-------
The consolidated unaudited interim financial statements of the Company as of September 30, 2002 and for the three and nine months ended September 30, 2002, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2002, and the results of their operations for the three and nine months ended September 30, 2002 and from inception to September 30 2002, and their cash flows for the nine months ended September 30, 2002 and from inception to September 30, 2002.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001and related notes included in the Company's Form SB2 filed with the Securities and Exchange Commission

Organization
------------
Creative Marketing Solutions Inc. ("the Company") was incorporated under the laws of the State of Nevada on September 24, 2001 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 75,000,000 authorized shares with a par value of $.001 per share and with 5,330,000 shares issued and outstanding as of September 30, 2002. The Company has designation 10,000,000 as preferred stock and 65,000,000 as common stock. Both classes of stock has a par value of $.001. The fiscal year end will be December 31.

                       Creative Solutions Marketing, Inc.
                          Notes to Financial Statements

Note 1  -  Summary of Significant Accounting Policies (con't)

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when consulting engagements have been earned and completed and expenses when incurred on the related consulting engagements. Fixed assets are stated at cost. Since the consulting engagements are usually less than one year, the Company recognizes its revenues when the engagements are completed. The Company uses the completed contract method rather than the percentage of completion method of accounting for revenue because the difference is immaterial both on an annual and quarterly basis. This method is used because the typical contract is completed in nine months or less and does not contain a refund provision in the contract. An engagement is considered complete when all costs except significant items have been incurred. Revenues from time contracts are recognized currently as the work is performed. Losses on contract are recognized by expensing the actual expenses on the completed job. The Company's jobs are consulting jobs and any recognition of losses are recognized in accordance with SFAS 5 which requires that losses are recognized when the loss is probable and can be reasonably estimated. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

During 2000, the Company adopted the U.S. Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The adoption of SAB 101 did not have a material effect on the Company's business, financial condition, results of operations or cash flows. The Company believes that SAB 101 has been followed in the recognition of revenues.

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. The Company does not have any dilutive securities as of September 30, 2002.

Note 2  -  Common Stock
-----------------------

A total of 3,450,000 shares of common stock were issued at the organization of the Company. The Company issued 3,450,000 shares of common stock to issued to individuals as founders and expensed as consulting fees for a total of $3,450.

In December 2001 a private offering was conducted whereby 1,880,000 shares of common stock was sold for a total of $47,000 in cash.

                       Creative Marketing Solutions, Inc.
                          Notes to Financial Statements

Note 3 - Commitment and Contingencies
-------------------------------------

The Company has not recognized any commitments or contingencies at this time.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs that raises substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free to continue operations for the next twelve months, but they are not legally obligated to do so.

Note 4 - Subsequent Events
--------------------------

There are no subsequent events that warrant disclosure in these financial statements.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We are based in the Bismarck-Mandan area of North Dakota. We specialize in offering integrated marketing services while assisting companies in describing their products or services. Specifically, we currently assist companies in using marketing tools such as public relations, advertising, direct mail, collateral development, electronic communication and promotion as tools to increase product and service awareness. We currently offer quality marketing strategies and services at what we believe to be competitive rates. We believe that our services provide our clients with effective marketing strategies through our offering of marketing support services, such as ad design, ad placement strategies, advertising sales, website development, marketing plans, focus groups, and media buying. We hope to undertake an aggressive growth campaign to expand our business if circumstances permit.

Currently, our business consists of four primary services:

o        public relations and event promotions;
o collateral development, such as preparing newsletters, brochures, and establishing direct mail campaigns;
o        advertising services; and
o        marketing services.

We believe our primary strength is in public relations and collateral development services. We have recently developed a "blueprint" for an Internet consulting service. Our "blueprint" consists of the following: We envision that a client will be able to log onto our website and access a questionnaire. The questionnaire will contain questions which are designed to find out the client's specific marketing needs. The responses to the questions will provide a "blueprint" or guide to assist us in developing a marketing plan. We will then design a marketing plan to assist in each client's specific marketing needs and goals. We have structured our Internet consulting service with an eye toward creating web pages for a variety of businesses, associations, and other commercial ventures. We will assist our clients in developing websites that maximize each individual clients marketing potential. Many of our business plans discussed below will depend significantly on a variety of factors, including our access to funds. Our inability to earn additional revenues or arrange for financing will hinder our ability to expand. We plan on implementing our expansion plans in an orderly, conservative manner. If the funds are not available to expand, we will not expand.

For the period ended September 30, 2002.

Liquidity and Capital Resources. We had cash of $5,038 at September 30, 2002 compared to cash of $4,026 at December 31, 2001. Our accounts receivable were $5,369 at September 30, 2002, compared to zero at December 31, 2001. Therefore, our total current assets were $10,407 at September 30, 2002, compared to current assets of $4,026 at December 31, 2001. We also had $3,590 in equipment at September 30, 2002 and at December 31, 2001, less accumulated depreciation of $480 at September 30, 2002 and of $120 at December 31, 2001. Our fixed assets at September 30, 2002 were $3,110 and at December 31, 2001 were $3,470. Therefore, at September 30, 2002, our total assets were $13,517 compared to total assets of $7,496 at December 31, 2001.

Our total liabilities were zero at September 30, 2002 and at December 31, 2001. We had no accrued expenses, no current liabilities, and no other commitments or contingencies.

Results of Operations.

Revenues. For the nine months ended September 30, 2002, we earned revenues of $21,021 compared to $4,780 in revenues for the three months ended September 30, 2002. From our inception on September 24, 2001 to September 30, 2002, we earned revenues of $23,771. We believe that our revenues will increase as we expand our customer base.

Operating Expenses. For the nine months ended September 30, 2002, our total expenses were $15,000 compared to total expenses of $6,190 for the three months ended September 30, 2002. For the nine months ended September 30, 2002, we paid consulting services of $6,491 compared to consulting services of $3,764 for the three months ended September 30, 2002. For the nine months ended September 30, 2002, we paid professional fees of $2,165 compared to zero for the three months ended September 30, 2002. We also had operating expenses of $5,984 for the nine months ended September 30, 2002, compared to operating expenses of $2,306 for the three months ended September 30, 2002.

For the period beginning from our inception on September 24, 2001 and ending September 30, 2001 we had total expenses of $60,074. These were represented by $42,255 in professional fees, $9,941 in consulting fees, $480 for depreciation expense, and $8,028 in operating expenses.

For the nine months ended September 30, 2002, we experienced a net loss of $3,712 compared to a net profit of $2,779 for the same period ended September 30, 2001. The resulting net loss was primarily due to our increased operating expenses as discussed immediately above. For the period from our inception on September 24, 2001 to September 30, 2002, we had a net loss of $113,907.

Our Plan of Operation for the Next Twelve Months. From September 24, 2001 to September 30, 2002, we generated a modest $23,771 in revenue from our operations. We had cash resources of $1,994 as of September 30, 2002. However, our net loss from our inception on September 24, 2001 to September 30, 2002 was $36,933. Our monthly burn rate is currently approximately $2,063 a month. To effectuate our business plan during the next twelve months, we must continue to market our products and develop our brand image. We intend to continue to develop our products and expand our service area if funds permit.

In the opinion of management, taking into account our current revenue rate, available funds will satisfy our working capital requirements through January 2003. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. However, our officers and directors are under no obligation to contribute funds to pay our expenses. We do believe that our officers and directors will contribute funds to pay our expenses as long as they maintain their stock ownership in us. If we are not able to arrange for loans from our officers and directors, or if we are not able to earn sufficient revenues to pay our operating expenses or if we are not able to arrange for alternative sources of operating capital such as the sale of our capital stock or loans from unrelated third parties, we would likely be forced to liquidate the company's assets and dissolve the company. We do not have any commitments for the sale of our stock nor do we have any commitments for third party loans. There is no guarantee that we will be able to arrange for such alternative financing. We have not contemplated any plan of liquidation in the event that we are not able to pay our operating expenses. It is likely, however, that in the event we are forced to liquidate our assets and dissolve the company, there will be few to no funds available for our shareholders. Therefore, in the event we are forced to dissolve the company, our shareholders will likely lose their entire investment in us.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sale of any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Creative Marketing Solutions, Inc.,
                                            a Nevada corporation



November 14, 2002                  By:      /s/ Reid Vogel
                                            -----------------------------------
                                            Reid Vogel
                                   Its:     President, Treasurer, Director

CERTIFICATIONS
--------------

I, Reid Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Creative Marketing Solutions, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Reid Vogel
----------------------
Reid Vogel
Chief Executive Officer and
Chief Financial Officer