Form 10QSB/A
period 2002-09-30
CREATIVE MARKETING SOLUTIONS INC
filed 2002-11-21
CIK 1162347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO.1 TO
                                   FORM 10-QSB








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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 20, 2002, there were 5,330,000 shares of the issuer's $.001 par value common stock issued and outstanding.

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

We are a development stage company. We currently offer specialized marketing services such as advertising design, advertisement placement strategies, advertising sales, website development designed to maximize the advertising potential of the Internet, including banner ads, marketing plans, including developing signs, posters, brochures, newsletters, and tools to establish focus groups and media strategies to our business clients located in the greater Bismarck-Mandan area of North Dakota. We currently offer such services to only a limited number of clients. We are currently providing services to a limited number of clients. However, we hope to expand our business relationships with existing and new clients and expand the area within which we operate. We believe that we can continue to offer quality marketing strategies and services at competitive rates.

We hope to expand our client base to include other businesses in the Bismarck-Mandan region of North Dakota, as well as in other upper Midwestern states. We hope to become an important regional source for advertising and integrated marketing services.

For the nine-month period ended September 30, 2002.
---------------------------------------------------

Liquidity and Capital Resources. We had cash of $5,038 and accounts receivable of $5,369 as at September 30, 2002, making our total current assets $10,407. Our total fixed assets consisted of $3,590 in office furniture, less accumulated depreciation of $480, for a net value of $3,110. Our total assets at September 30, 2002 were $13,517. We believe that our available cash is sufficient to pay our day-to-day expenditures. Our total liabilities were $0 and we have no commitments or contingencies for capital expenditures.

Results of Operations.

Revenues. We realized revenues of $21,021 from marketing services that we provided during the nine-month period ended September 30, 2002. We earned $23,771 in revenues for the period from our inception on September 24, 2001 to September 30, 2002. We anticipate that we will be able to generate more revenues as we hopefully expand our customer base.

Operating Expenses. For the nine-month period ended September 30, 2002, our total expenses were $15,000. From our inception on September 24, 2001 to September 30, 2002, our total expenses were $60,704. Our expenses during the nine-month period ended September 30, 2002 consisted of depreciation expense of $360, professional fees of $2,165, consulting expenses of $6,491 and operating expenses of $8,028. Our expenses have decreased primarily due to the fact that consulting fees paid in the past were one time fees which have not recurred. For the nine-month period ended September 30, 2002, we experienced net income of $6,021. From our inception on September 24, 2001 to September 30, 2002, we experienced a net loss of $36,933. The primary reason we earned net income for the nine-month period ended September 30, 2002, was because of reduced expenses.

For the period from September 24, 2001, our date of formation, through December 31, 2001.
-------------------------------------------------------------------------------

Liquidity and Capital Resources. We had cash of $4,026 as of December 31, 2001. Our total assets at December 31, 2001 were $7,496. Our total liabilities were $0 and we have no commitments or contingencies for capital expenditures. Our total fixed assets consisted of $3,590 in office furniture, less accumulated depreciation of $120, for a net value of $3,470. We believe that our available cash is sufficient to pay our day-to-day expenditures.

On or about November 15, 2001, we sold 1,880,000 shares of our common stock for $0.025 per share. The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that Act and Rule 506 of Regulation D promulgated pursuant to that Act by the Securities and Exchange Commission. Specifically, the offer was made to "accredited investors", as that term is defined under applicable federal and state securities laws, and no more than 35 non-accredited investors. The shares were sold in private transactions to friends, family and business associates of our management and/or Board of Directors. The value of the shares was arbitrarily set by us and had no relationship to our assets, book value, revenues or other established criteria of value. There were no commissions paid on the sale of those shares. We received total proceeds of $47,000.

Capital Commitments. Other than payment by us of the operating expenses associated with the filing of the registration statement of which this prospectus forms a part, we are not aware of any events that are reasonably likely to have a material impact on our short-term liquidity. We have agreed to pay all the expenses associated with the registration and sale of the common stock by the selling security holders, which approximates $8,650. We plan on paying such expenses by using a combination of our available cash and revenues. If we do not have sufficient funds from those two sources, our officers and directors have agreed to loan us the funds to pay expenses until we earn sufficient revenues or arrange for alternate financing. We believe that our officers and/or directors will loan us the money because they own a significant portion of our issued and outstanding stock. Despite the indication from our officers and directors that they will pay our expenses, none of our officers or directors are legally obligated to pay those expenses. We believe that we will be able to pay the expenses. If we are not able to pay the expenses associated with the registration and sale of the common stock by the selling security holders, we may have to seek funds from other sources such as loans from unrelated third parties. We do not have commitments for such funds, however and cannot guarantee that such funds will be available on acceptable terms or on any terms at all.

Our Plan of Operation for the Next Twelve Months. We had cash of $5,038 as of September 30, 2002. In the opinion of management, available funds will satisfy our working capital requirements through January 2003. We believe that we will need between $16,000, to $20,000 for the next twelve months in order to pay our expenses. We plan on using our current cash resources and our revenues to pay our expenses. We hope to increase our revenue production over the next 12 months. Specifically, over the next 12 month period, we plan on strengthening our relationships with our existing clients as well as pursuing new clients. As our funds are currently limited, we hope that word of mouth advertising will increase our customer base. We also plan to secure relationships with the third party providers who will be necessary to increase our business over the next 12 months. Our expansion plans and the extent of any expansion will depend on our ability to raise additional operating capital. The less funds available for expansion, the slower our expansion plans will progress. If our current revenue production coupled with any additional sales of our shares do not meet our operating expenses, our officers and directors have agreed to loan us the funds to pay expenses until we earn sufficient revenues or arrange for alternate financing. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations, although we have not made any efforts to obtain additional capital. Such additional capital may be raised through public or private financings as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses because of their significant equity ownership in us. However, our officers and directors are not obligated to pay our expenses.

Despite the fact that our officers and directors are not legally obligated to pay our expenses, our belief that our officers and directors will pay our expenses is based on the fact that our officers and directors collectively own 3,000,000 shares of our common stock, which equals approximately 56.28% of our outstanding common stock. We believe that our officers and directors will continue to pay our expenses as long as they maintain their ownership of our common stock. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any research and development activities, other than the development of our website. We do not anticipate conducting such activities in the near future. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

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

                                            Creative Marketing Solutions, Inc.,
                                            a Nevada corporation



November 20, 2002                  By:      /s/ Reid Vogel
                                            -----------------------------------
                                            Reid Vogel
                                   Its:     President, Treasurer, Director

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: November 20, 2002

/s/ Reid Vogel
----------------------
Reid Vogel
Chief Executive Officer and
Chief Financial Officer